Form 10QSB
period 2007-03-31
R&R ACQUISITION III, INC
filed 2007-05-04
CIK 1348157

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

[ ]     TRANSITION UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-51739

                           R&R ACQUISITION III, INC.
                           -------------------------
              (Exact name of small business issuer in its charter)

            DELAWARE                                  43-2069362
     ------------------------               -----------------------------
     (State of incorporation)               (I.R.S. Employer File Number)


                   47 School Avenue, Chatham, New Jersey 07928
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (973) 635-4047
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: As of May 4, 2007, there were 2,500,000 shares of common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                    R&R ACQUISITION III, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                    - INDEX -

PART I - FINANCIAL INFORMATION
                                                                                                   PAGE
                                                                                                   ----
Item 1. Unaudited Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheet as of March 31, 2007                                     2

       Condensed Consolidated Statements of Operations for the Three Months                          3
       Ended March 31, 2007 and March 31, 2006 and for the period from
       February 14, 2005 (Date of Inception) to March 31, 2007

       Condensed Consolidated Statements of Cash Flows for the Three Months Ended                    4
       March 31, 2007 and March 31, 2006 and for the period from February 14, 2005
       (Date of Inception) to March 31, 2007

       Notes To Condensed Consolidated Financial Statements                                          5

Item 2.  Management's Discussion and Analysis or Plan of Operations                                  7


Item 3.  Controls and Procedures                                                                     9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          10

Item 2.  Unregistered Sales of Equity Securities and  Use of Proceeds                               10

Item 3.  Defaults Upon Senior Securities                                                            10

Item 4.  Submission of Matters to a Vote of Security Holders                                        10

Item 5.  Other Information                                                                          10

Item 6.  Exhibits                                                                                   10

Signatures                                                                                          11

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to R&R Acquisition III, Inc. and subsidiary.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                    R&R ACQUISITION III, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (unaudited)

                                     ASSETS
                                     ------
Current Assets
       Cash and cash equivalents (TOTAL ASSETS)                                $  32,422
                                                                               =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
       Accrued expenses                                                        $  18,000
       Loan payable - related party                                               40,383
                                                                               ---------
                 TOTAL CURRENT LIABILITIES                                        58,383
                                                                               ---------


STOCKHOLDERS' DEFICIENCY
       Preferred stock, $.0001 par value; 10,000,000
                 shares authorized, none issued and outstanding                        -
       Common stock, $.0001 par value; 75,000,000
                 shares authorized, 2,500,000 issued and outstanding                 250
       Additional paid-in capital                                                 39,800
       Deficit accumulated during the development period                         (66,011)
                                                                               ---------

                 TOTAL STOCKHOLDERS' DEFICIENCY                                  (25,961)
                                                                               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $  32,422
                                                                               =========


 The accompanying notes are an integral part of these condensed consolidtaed financial statements.

                    R&R ACQUISITION III, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             For the period from
                                                                       Three Months Ended                     February 14, 2005
                                                                            March 31,                        (Date of Inception)
                                                                    2007                 2006                 to March 31, 2007
                                                             ----------------------------------------     --------------------------
Expenses
       Professional fees                                      $    5,000           $     8,500             $          49,500
       Formation and other costs                                     422                 1,509                        16,511
                                                             ----------------------------------------     --------------------------
            Net Loss                                          $   (5,422)          $   (10,009)            $         (66,011)
                                                             ========================================     ==========================

Weighted average number of common shares                       2,500,000             2,500,000
Net loss per share:
       basic and diluted common share                         $    (0.00)          $     (0.00)
                                                             ========================================


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    R&R ACQUISITION III, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                          For the period from
                                                                                                           February 14, 2005
                                                               Three Months Ended    Three Months Ended   (Date of Inception)
                                                                 March 31, 2007        March 31, 2006      to March 31, 2007
                                                                 --------------        --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (5,422)             $(10,009)             $(66,011)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses                               5,500                (7,000)               18,000
                                                                   --------              --------              --------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                               78               (17,009)              (48,011)
                                                                   --------              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
                  Proceeds from sale of common stock                      -                     -                   250
                  Payment of stock subscription                           -                    50                     -
                  Contributed capital from stockholder               15,000                     -                39,800
                  Proceeds from related party loan                        -                17,065                40,383
                                                                   --------              --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            15,000                17,115                80,433
                                                                   --------              --------              --------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                          15,078                   106                32,422

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                            17,344                24,961                     -
                                                                   --------              --------              --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                             $ 32,422              $ 25,067              $ 32,422
                                                                   ========              ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
                  Interest paid                                    $      -              $      -              $      -
                                                                   ========              ========              ========
                  Income taxes                                     $      -              $      -              $      -
                                                                   ========              ========              ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    R&R ACQUISITION III, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION III, INC. AND SUBSIDIARY (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of March 31, 2007, the Company had not yet commenced any operations.

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

On December 12, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ariston Acquisition Corp., a newly-formed (on November 30, 2006), wholly owned subsidiary of the Company incorporated in the State of Delaware (the "Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Merger Sub would merge with and into Ariston and Ariston would become a wholly owned subsidiary of the Company and continue implementing its business plan and operations following the closing (the "Ariston Merger").

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of and for the period ended March 31, 2007. The results of operations for the three months ended March 31, 2007 and 2006, and for the period February 14, 2005 (Date of Inception) to March 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

                    R&R ACQUISITION III, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of R&R Acquisition III, Inc. and its wholly-owned subsidiary R&R Sub III, Inc. (formerly Ariston Acquisition Corp.). All significant inter-company transactions and balances have been eliminated in the consolidation.

DEVELOPMENT STAGE COMPANY

The Company has not generated any revenues to date. Accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Enterprises." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition III, Inc. and Subsidiary.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended December 31, 2006, and our other filings with the U.S. Securities and Exchange Commission (the "SEC"). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PLAN OF OPERATION

Since our inception on February 14, 2005 our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

On December 12, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ariston Acquisition Corp., our newly-formed, wholly-owned subsidiary incorporated in the State of Delaware (the "Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Merger Sub would merge with and into Ariston and Ariston would become a wholly-owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

The closing of the Ariston Merger was subject to the fulfillment by Ariston of specified conditions prior to January 31, 2007. On January 31, 2007, the conditions to closing the Ariston Merger were not satisfied by Ariston and the Merger Agreement was terminated thereafter with no further effect. Subsequently, on February 9, 2007, the name of Merger Sub was changed to R&R Sub III, Inc.

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2007 and 2006 were $5,422 and $10,009, respectively. These expenses primarily constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2007, we had cash of $32,422 and a negative working capital position of $25,961.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments. Although from time to time, we may be engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that we will engage in any business merger or other business combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS.

            None.

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5. OTHER INFORMATION.

            None.

ITEM 6. EXHIBITS.

Exhibit         Description
-------         -----------

  10.1 Agreement and Plan of Merger dated as of December 12, 2006 by and among the Company, the Merger Sub and Ariston.(1)

  31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2007

  31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2007

  32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes Oxley Act of 2002.

  32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes Oxley Act of 2002.

------------------------

(1) Filed as an Exhibit 10.1 to the Company's Current Report dated December 12, 2006 and incorporated herein by reference.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R&R ACQUISITION III, INC.

Dated: May 4, 2007                  /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: May 4, 2007                  /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)