Form 10QSB
period 2007-06-30
R&R ACQUISITION III, INC
filed 2007-08-09
CIK 1348157

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                        COMMISSION FILE NUMBER 000-51739

                  ---------------------------------------------

                            R&R ACQUISITION III, INC.

        (Exact name of small business issuer as specified in its charter)





           DELAWARE                                               43-2069362
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)


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

State the number of shares outstanding of issuer's common equity as of the last practicable date: as of August 8, 2007, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                    - INDEX -

PART I - FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----
Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of June 30, 2007                                     2

        Condensed Consolidated Statements of Operations for the Three and Six                        3
        Months Ended June 30, 2007 and June 30, 2006 and for the period from
        February 14, 2005 (Date of Inception) to June 30, 2007

        Condensed Consolidated Statements of Cash Flows for the Six                                  4
        Months Ended June 30, 2007 and June 30, 2006 and for the period from February 14, 2005
        (Date of Inception) to June 30, 2007

        Notes To Condensed Consolidated Financial Statements                                         5

Item 2. Management's Discussion and Analysis or Plan of Operations                                   8

Item 3. Controls and Procedures                                                                     11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                           11

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds                                11

Item 3. Defaults Upon Senior Securities                                                             11

Item 4. Submission of Matters to a Vote of Security Holders                                         11

Item 5. Other Information                                                                           11

Item 6. Exhibits                                                                                    12

Signatures                                                                                          13

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to R&R Acquisition III, Inc. and Subsidiaries.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (unaudited)


                                     ASSETS
Current Assets
      Cash and cash equivalents (TOTAL ASSETS)                                         $ 20,708
                                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accrued expenses                                                                 $ 12,423
      Loan payable - related party                                                       40,383
                                                                                       --------
          TOTAL CURRENT LIABILITIES                                                      52,806
                                                                                       --------

Commitments and Contingencies                                                                --

STOCKHOLDERS' DEFICIENCY
      Preferred stock, $.0001 par value; 10,000,000
      shares authorized, none issued and outstanding                                         --
      Common stock, $.0001 par value; 75,000,000
      shares authorized, 2,500,000 issued and outstanding                                   250
      Additional paid-in capital                                                         39,800
      Deficit accumulated during the development stage                                  (72,148)
                                                                                       --------

          TOTAL STOCKHOLDERS' DEFICIENCY                                                (32,098)
                                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $ 20,708
                                                                                       ========




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       For the period from
                                                 Three Months Ended           Six Months Ended          February 14, 2005
                                                        June 30,                   June 30,            (Date of Inception)
                                                 2007           2006          2007         2006          to June 30, 2007
                                                 ----           ----          ----         ----          ----------------
Expenses
      Professional fees                    $     5,500    $     4,500    $    10,500    $    13,000       $    55,000
      Formation and other costs                    637          1,133          1,059          2,643            17,148
                                           -----------    -----------    -----------    -----------       -----------
          Net Loss                         $    (6,137)   $    (5,633)   $   (11,559)   $   (15,643)      $   (72,148)
                                           ===========    ===========    ===========    ===========       ===========

Weighted average number of common shares     2,500,000      2,500,000      2,500,000      2,500,000
Net loss per share:
      basic and diluted common share       $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                           ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                     Six Months      Six Months        For the period from
                                                       Ended           Ended            February 14, 2005
                                                      June 30,        June 30,         (Date of Inception)
                                                        2007           2006             to June 30, 2006
                                                        ----           ----             ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(11,559)       $(15,643)           $(72,148)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses                    (77)         (9,000)             12,423
                                                      --------        --------            --------
NET CASH USED IN OPERATING ACTIVITIES                  (11,636)        (24,643)            (59,725)
                                                      --------        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        --              --                 200
  Payment of common stock subscription                      --              50                  50
  Contributed capital                                   15,000              --              39,800
  Proceeds from related party loan                          --          24,884              40,383
                                                      --------        --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES               15,000          24,934              80,433
                                                      --------        --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,364             291              20,708
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        17,344          24,961                  --
                                                      --------        --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 20,708        $ 25,252            $ 20,708
                                                      ========        ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
  Interest paid                                       $   --          $   --              $   --
                                                      ========        ========            ========
  Income taxes                                        $   --          $   --              $   --
                                                      ========        ========            ========
NON-CASH FINANCING ACTIVITIES
  Common stock subscribed                             $   --          $   --              $     50
                                                      ========        ========            ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION III, INC. AND SUBSIDIARIES (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of June 30, 2007, the Company had not yet commenced any operations.

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

ARISTON MERGER

On December 12, 2006, the Company entered into an Agreement and Plan of Merger (the "Ariston Merger Agreement") with Ariston Acquisition Corp., our wholly owned subsidiary incorporated, on November 30, 2006, in the State of Delaware (the "Ariston Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Ariston Merger Sub would merge with and into Ariston and Ariston would become a wholly owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

The closing of the Ariston Merger was subject to the fulfillment by Ariston of specified conditions prior to January 31, 2007. On January 31, 2007, the conditions to closing the Ariston Merger were not satisfied by Ariston and the Ariston Merger Agreement terminated thereafter with no further effect. On February 9, 2007 the name of the Ariston Merger Sub was changed to R&R Sub III, Inc.

PR PHARMACEUTICALS MERGER

On June 19, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with PRP Merger Sub, Inc., a wholly owned subsidiary incorporated in the State of Delaware formed on June 7, 2007 (the "Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation ("PRP"), pursuant to which the Merger Sub, upon consummation of the Merger (as hereinafter defined), will merge with and into PRP and PRP will become a wholly owned subsidiary of the Company (the "Merger").

The Merger Agreement contemplates that, upon completion of the Merger, the Company will adopt and continue implementing PRP's business plan. Further, following completion of the Merger, the current officers and directors of the Company will resign and the current officers and directors of PRP will be appointed officers and directors of the Company. As a condition to the Merger, the Company has agreed to change its name to PR Pharmaceuticals International, Inc. and to adopt a restated certificate of incorporation and bylaws in forms recommended by PRP which are typical for a public reporting company, including various protective provisions. For accounting purposes, the Merger will be accounted for as a reverse acquisition with PRP as the accounting acquiror (legal acquiree) and the Company as the accounting acquiree (legal acquiror).

The Merger is conditioned on, among other things, approval by the requisite number of PRP's stockholders. The Merger Agreement provides that it may be terminated at any time prior to the effective time of the Merger by mutual written consent of the boards of directors of PRP and the Company or by either PRP or the Company if (i) the Merger has not been consummated by August 31, 2007, (ii) a governmental entity prohibits the parties from consummating the Merger, or (iii) if either PRP or the Company breach the respective representations and warranties in the Merger Agreement or fail to perform or comply with the respective agreements and covenants required by the Merger Agreement. The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS (CONTINUED):

The closing of the Merger, which is subject to the fulfillment of specified conditions, is expected to occur during the third quarter of 2007. However, there can be no assurance that the conditions to closing will be fulfilled or that the Merger will ultimately be consummated.

In the event the Merger is not consummated, the Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2007. The results of operations for the three and six months ended June 30, 2007 and 2006, and for the period February 14, 2005 (Date of Inception) to June 30, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of R&R Acquisition III, Inc. and its wholly-owned subsidiary R&R Sub III, Inc. (formerly Ariston Acquisition Corp.) and PRP Merger Sub, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

DEVELOPMENT STAGE COMPANY

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Enterprises." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,383 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the six months ended June 30, 2007, the affiliated company contributed $15,000 to the company for no additional consideration.

NOTE 5 - NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - SUBSEQUENT EVENT

On July 26, 2007, the Company entered into an amendment to the Merger Agreement to, among other things, update the disclosures and financial statements provided by PRP under the Merger Agreement, amend one of the pre-closing covenants of the Company and amend one of the closing conditions to the Merger. A copy of the amendment is being filed as Exhibit 2.2 to this Form 10-QSB. In addition, on July 31, 2007, PRP and the Placement Agent in the financing contemplated by the Merger Agreement agreed to extend the offering period for the financing until August 31, 2007, which, pursuant to the terms of the Merger Agreement, had the effect of extending the date after which the Company or PRP may terminate the Merger Agreement to August 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition III, Inc. and Subsidiaries.

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

PLAN OF OPERATION

Since our inception on February 14, 2005 our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. Other than the Merger Agreement described below, we currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

ARISTON MERGER

On December 12, 2006, we entered into an Agreement and Plan of Merger (the "Ariston Merger Agreement") with Ariston Acquisition Corp., our wholly-owned subsidiary incorporated, on November 30, 2007, in the State of Delaware (the "Ariston Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Ariston Merger Sub would merge with and into Ariston and Ariston would become a wholly-owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

The closing of the Ariston Merger was subject to the fulfillment by Ariston of specified conditions prior to January 31, 2007. On January 31, 2007, the conditions to closing the Ariston Merger were not satisfied by Ariston and the Ariston Merger Agreement was terminated thereafter with no further effect. Subsequently, on February 9, 2007, the name of the Ariston Merger Sub was changed to R&R Sub III, Inc.


PR PHARMACEUTICALS MERGER

On June 19, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with PRP Merger Sub, Inc., a newly-formed, wholly owned subsidiary of ours incorporated in the State of Delaware (the "Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation ("PRP"), pursuant to which the Merger Sub, upon the consummation of the Merger (as hereinafter defined), will merge with and into PRP and PRP will become our wholly owned subsidiary (the "Merger").

The Merger Agreement contemplates that, upon completion of the Merger, we will adopt and continue implementing PRP's business plan. Further, following completion of the Merger, our current officers and directors will resign and the current officers and directors of PRP will be appointed our officers and directors. As a condition to the Merger, we agreed to change our name to PR Pharmaceuticals International, Inc. and to adopt a restated certificate of incorporation and bylaws in forms recommended by PRP which are typical for a public reporting company, including various protective provisions. For accounting purposes, the Merger will be accounted for as a reverse acquisition with PRP as the accounting acquiror (legal acquiree) and we as the accounting acquiree (legal acquiror).

The Merger is conditioned on, among other things, approval by the requisite number of PRP's stockholders. The Merger Agreement provides that it may be terminated at any time prior to the effective time of the Merger by mutual written consent of the boards of directors of PRP and us or by either PRP or us if (i) the Merger has not been consummated by August 31, 2007, (ii) a governmental entity prohibits the parties from consummating the Merger, or (iii) if either PRP or we breach the respective representations and warranties in the Merger Agreement or fail to perform or comply with the respective agreements and covenants required by the Merger Agreement. The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

The closing of the Merger, which is subject to the fulfillment of specified conditions, is expected to occur during the third quarter of 2007. However, there can be no assurance that the conditions to closing will be fulfilled or that the Merger will ultimately be consummated.

In the event the Merger is not consummated, our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended June 30, 2007 and 2006 were $6,137 and $5,633, respectively. These expenses primarily constituted professional and filing fees.

CONTINUING OPERATING EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We currently do not have any business operations and have no revenues since inception. Total expenses for the six months ended June 30, 2007 and 2006 were $11,559 and $15,643, respectively. These expenses primarily constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At June 30, 2007, we had cash of $20,708 and a negative working capital position of $32,098.

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

RECENT TRANSACTION

On July 26, 2007, we entered into an amendment to the Merger Agreement to, among other things, update the disclosures and financial statements provided by PRP under the Merger Agreement, amend one of our pre-closing covenants and amend one of the closing conditions to the Merger. A copy of the amendment is being filed as Exhibit 2.2 to this Form 10-QSB. In addition, on July 31, 2007, PRP and the Placement Agent in the financing contemplated by the Merger Agreement agreed to extend the offering period for the financing until August 31, 2007, which, pursuant to the terms of the Merger Agreement, had the effect of extending the date after which we or PRP may terminate the Merger Agreement to August 31, 2007.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.

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

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.  OTHER INFORMATION.

On July 26, 2007, we entered into an amendment to the Merger Agreement to, among other things, update the disclosures and financial statements provided by PRP under the Merger Agreement, amend one of our pre-closing covenants and amend one of the closing conditions to the Merger. A copy of the amendment is being filed as Exhibit 2.2 to this Form 10-QSB. In addition, on July 31, 2007, PRP and the Placement Agent in the financing contemplated by the Merger Agreement agreed to extend the offering period for the financing until August 31, 2007, which, pursuant to the terms of the Merger Agreement, had the effect of extending the date after which we or PRP may terminate the Merger Agreement to August 31, 2007.

ITEM 6.  EXHIBITS.

Exhibit           Description
-------           -----------
   2.1            Agreement and Plan of Merger dated as of June 19, 2007 by
                  and among the Company, the Merger Sub and PRP.(1)

   2.2 Amendment No. 1 to the Agreement and Plan of Merger dated as of July 26, 2007 by and among the Company, the Merger Sub and PRP.

   31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

   31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

   32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002.

   32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002.

------------------------
(1) Filed as an Exhibit 10.1 to the Company's Current Report dated June 20, 2007 and incorporated herein by reference.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 R&R ACQUISITION III, INC.

Dated: August 8, 2007                      /s/ Arnold P. Kling
                                 --------------------------------------------
                                 Arnold P. Kling, President
                                 (Principal Executive Officer)

Dated: August 8, 2007                      /s/ Kirk M. Warshaw
                                 --------------------------------------------
                                 Kirk M. Warshaw, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)