Form 10QSB
period 2007-09-30
R&R ACQUISITION III, INC
filed 2007-10-30
CIK 1348157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

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
(Issuer’s telephone number)

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

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of October 29, 2007, there were 2,500,000 shares of the issuer’s common stock, $0.0001 par value, outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [   ]    No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ].

R&R ACQUISITION III, INC. AND SUBSIDIARIES
(A Development Stage Company)
- INDEX -

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	Page

Condensed Consolidated Balance Sheet as of September 30, 2007		2

Condensed Consolidated Statements of Operations for the Three and Nine		3
Months Ended September 30, 2007 and September 30, 2006 and for the period from
February 14, 2005 (Date of Inception) to September 30, 2007

Condensed Consolidated Statements of Cash Flows for the Nine		4
Months Ended September 30, 2007 and September 30, 2006 and for the period from
February 14, 2005 (Date of Inception) to September 30, 2007

Notes To Condensed Consolidated Financial Statements		5-7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8-10

Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

FORWARD-LOOKING STATEMENTS

          Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition III, Inc. and Subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION III, INC AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$17,155

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$15,074
Loan payable - related party	40,383
TOTAL CURRENT LIABILITIES	55,457

Commitments and Contingencies

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	39,800
Deficit accumulated during the development stage	(78,352)

TOTAL STOCKHOLDERS’ DEFICIENCY	(38,302)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$17,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

R&R ACQUISITION III, INC AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from
	Three Months Ended		Nine Months Ended		February 14, 2005
	September 30,		September 30,		(Date of Inception)
	2007	2006	2007	2006	to September 30, 2007
Expenses
Professional fees	$5,500	$2,500	$16,000	$15,500	$60,500
Formation and other costs	704	375	1,763	3,018	17,852
Net Loss	$(6,204)	$(2,875)	$(17,763)	$(18,518)	$(78,352)

Weighted average number of common
shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000
Basic and diluted:
net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

R&R ACQUISITION III, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				For the period
				from
		,		February 14, 2005
	Nine Months Ended			(Date of
	September 30			Inception)
				to September 30,
	2007	2006		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,763)		$(18,518)	$(78,352)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	2,574		(11,000)	15,074

NET CASH USED IN OPERATING ACTIVITIES	(15,189)		(29,518)	(63,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-		-	250
Payment of common stock subscription	-		50	0
Contributed capital	15,000		-	39,800
Proceeds from related party loan	-		24,884	40,383

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000		24,934	80,433

NET (DECREASE) INCREASE IN CASH	(189)		(4,584)	17,155

CASH AT BEGINNING OF PERIOD	17,344		24,961	-

CASH AT END OF PERIOD	$17,155		$20,377	$17,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION

Interest paid	$-		$-	$-
Income taxes	$-		$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock subscribed	$-		$-	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

R&R ACQUISITION III, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION III, INC. AND SUBSIDIARIES (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of September 30, 2007, the Company had not yet commenced any operations.

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

PR PHARMACEUTICALS MERGER

On June 19, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with PRP Merger Sub, Inc., a wholly owned subsidiary incorporated in the State of Delaware formed on June 7, 2007 (the "Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation (“PRP”), pursuant to which the Merger Sub, upon consummation of the Merger (as hereinafter defined), will merge with and into PRP and PRP will become a wholly owned subsidiary of the Company (the “Merger”).

The Merger Agreement contemplates that, upon completion of the Merger, the Company will adopt and continue implementing PRP’s business plan. Further, following completion of the Merger, the current officers and directors of the Company will resign and the current officers and directors of PRP will be appointed officers and directors of the Company. As a condition to the Merger, the Company has agreed to change its name to PR Pharmaceuticals International, Inc. and to adopt a restated certificate of incorporation and bylaws in forms recommended by PRP which are typical for a public reporting company, including various protective provisions. For accounting purposes, the Merger will be accounted for as a reverse acquisition with PRP as the accounting acquiror (legal acquiree) and the Company as the accounting acquiree (legal acquiror).

The Merger is conditioned on, among other things, approval by the requisite number of PRP’s stockholders. The Merger Agreement provides that it may be terminated at any time prior to the effective time of the Merger by mutual written consent of the boards of directors of PRP and the Company or by either PRP or the Company if (i) the Merger has not been consummated by October 31, 2007, (ii) a governmental entity prohibits the parties from consummating the Merger, or (iii) if either PRP or the Company breach the respective representations and warranties in the Merger Agreement or fail to perform or comply with the respective agreements and covenants required by the Merger Agreement. The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

R&R ACQUISITION III, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Business and Operations (continued):

On July 26, 2007, the Company entered into an amendment to the Merger Agreement to, among other things, update the disclosures and financial statements provided by PRP under the Merger Agreement, amend one of the pre-closing covenants of the Company and amend one of the closing conditions to the Merger. In addition, pursuant to the terms of the Merger Agreement, upon any extension of the offering period for the financing contemplated by PRP under the Merger Agreement (the “PRP Financing”) the date after which the Company or PRP may terminate the Merger Agreement is automatically extended to the same date as the new offering period end date. As of September 30, 2007, the offering period for the PRP Financing has been extended to October 31, 2007.

The closing of the Merger is subject to the fulfillment of specified conditions. However, there can be no assurance that the conditions to closing will be fulfilled or that the Merger will ultimately be consummated.

In the event the Merger is not consummated, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of September 30, 2007. The results of operations for the three and nine months ended September 30, 2007 and 2006, and for the period February 14, 2005 (Date of Inception) to September 30, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - Summary of Certain Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of R&R Acquisition III, Inc. and its wholly-owned subsidiaries R&R Sub III, Inc. (formerly Ariston Acquisition Corp.) and PRP Merger Sub, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Development Stage Company

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Enterprises.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

R&R ACQUISITION III, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - Loan Payable - Related Party

The Company has a loan payable of $40,383 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the nine months ended September 30, 2007, the affiliated company contributed $15,000 to the Company for no additional consideration.

NOTE 4 - New Accounting Standards

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

Plan of Operation

Since our inception on February 14, 2005 our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. Other than the Merger Agreement described below, we currently have no definitive agreements with any other prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

ARISTON MERGER

On December 12, 2006, we entered into an Agreement and Plan of Merger (the "Ariston Merger Agreement") with Ariston Acquisition Corp., our wholly-owned subsidiary incorporated, on November 30, 2006, in the State of Delaware (the "Ariston Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Ariston Merger Sub would merge with and into Ariston and Ariston would become a wholly-owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

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

PR PHARMACEUTICALS MERGER

On June 19, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with PRP Merger Sub, Inc., a newly-formed, wholly owned subsidiary of ours incorporated in the State of Delaware (the "Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation (“PRP”), pursuant to which the Merger Sub, upon the consummation of the Merger (as hereinafter defined), will merge with and into PRP and PRP will become our wholly owned subsidiary (the “Merger”).

The Merger Agreement contemplates that, upon completion of the Merger, we will adopt and continue implementing PRP’s business plan. Further, following completion of the Merger, our current officers and directors will resign and the current officers and directors of PRP will be appointed our officers and directors. As a condition to the Merger, we agreed to change our name to PR Pharmaceuticals International, Inc. and to adopt a restated certificate of incorporation and bylaws in forms recommended by PRP which are typical for a public reporting company, including various protective provisions. For accounting purposes, the Merger will be accounted for as a reverse acquisition with PRP as the accounting acquiror (legal acquiree) and we as the accounting acquiree (legal acquiror).

The Merger is conditioned on, among other things, approval by the requisite number of PRP’s stockholders. The Merger Agreement provides that it may be terminated at any time prior to the effective time of the Merger by mutual written consent of the boards of directors of PRP and us or by either PRP or us if (i) the Merger has not been consummated by October 31, 2007, (ii) a governmental entity prohibits the parties from consummating the Merger, or (iii) if either PRP or we breach the respective representations and warranties in the Merger Agreement or fail to perform or comply with the respective agreements and covenants required by the Merger Agreement. The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

On July 26, 2007, we entered into an amendment to the Merger Agreement to, among other things, update the disclosures and financial statements provided by PRP under the Merger Agreement, amend one of our pre-closing covenants and amend one of the closing conditions to the Merger. In addition, pursuant to the terms of the Merger Agreement, upon any extension of the offering period for the financing contemplated by PRP under the Merger Agreement (the “PRP Financing”) the date after which we or PRP may terminate the Merger Agreement is automatically extended to the same date as the new offering period end date. As of September 30, 2007, the offering period for the PRP Financing has been extended to October 31, 2007.

The closing of the Merger, which is subject to the fulfillment of specified conditions, is expected to occur during the fourth quarter of 2007. However, there can be no assurance that the conditions to closing will be fulfilled or that the Merger will ultimately be consummated.

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

Continuing Operating Expenses For The Three Months Ended September 30, 2007 Compared To The Three Months Ended September 30, 2006

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended September 30, 2007 and 2006 were $6,204 and $2,875, respectively. These expenses primarily constituted professional and filing fees.

Continuing Operating Expenses For The Nine Months Ended September 30, 2007 Compared To The Nine Months Ended September 30, 2006

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended September 30, 2007 and 2006 were $17,763 and $18,518, respectively. These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2007, we had cash of $17,155 and a negative working capital position of $38,302.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

               None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5. OTHER INFORMATION.

               None.

ITEM 6. EXHIBITS.

Exhibit	Description
-------	-----------
2.1	Agreement and Plan of Merger dated as of June 19, 2007 by and among the Company, the Merger Sub and PRP.(1)

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated as of July 26, 2007 by and among the Company, the Merger Sub and PRP. (2)

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Filed as an Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007 and incorporated herein by reference.

(2)	Filed as an Exhibit 2.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 and incorporated herein by reference.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION III, INC.

Dated: October 29, 2007	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 29, 2007	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)