Form 10KSB
period 2007-12-31
R&R ACQUISITION III, INC
filed 2008-03-28
CIK 1348157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          Commission File No. 000-51739

                            R&R ACQUISITION III, INC.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                      43-2069362
     ------------------------------             --------------------------------
     State or other jurisdiction of             I.R.S. Employer Identification
     incorporation or organization                         Number


             47 School Avenue
           Chatham, New Jersey                               07928
    -------------------------------------                 ------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes |X| No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the issuer is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     Yes |X| No [ ]

         For the year ended December 31, 2007, the issuer had no revenues.

         As of March 27, 2008, 2,500,000 shares of the issuer's common stock, par value $0.0001 per share, were outstanding of which none were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

         Transitional Small Business Disclosure Format (Check One):
                                                                Yes [ ] No |X|

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES

                                   FORM 10-KSB

PART I
   Item 1.     Description of Business..............................................................................2
   Item 2.     Description of Property..............................................................................8
   Item 3.     Legal Proceedings....................................................................................8
   Item 4.     Submission of Matters to a Vote of Security Holders..................................................8

PART II
   Item 5.     Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.............................................8
   Item 6.     Management's Discussion and Analysis or Plan of Operation............................................9
   Item 7.     Financial Statements................................................................................11
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................20
   Item 8A(T)  Controls And Procedures.............................................................................20
   Item 8B.    Other Information...................................................................................20

PART III
   Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
               Compliance With Section 16(a) of the Exchange Act...................................................21
   Item 10.    Executive Compensation..............................................................................22
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................23
   Item 12.    Certain Relationships and Related Transactions, and Director Independence...........................23
   Item 13.    Exhibits............................................................................................24
   Item 14.    Principal Accountant Fees and Services..............................................................24

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


INTRODUCTION

         R&R Acquisition III, Inc., a Delaware corporation ("we", "our", "us", the "Company" or the "Registrant"), includes, on a consolidated basis, its wholly-owned subsidiaries, R&R Sub III, Inc. and PRP Merger Sub, Inc. (both are more fully described below). The Company maintains its principal offices at 47 School Avenue, Chatham, New Jersey 07928 and was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

         The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

ARISTON MERGER

         On December 12, 2006, we entered into an Agreement and Plan of Merger (the "Ariston Merger Agreement") with Ariston Acquisition Corp. (our wholly-owned subsidiary incorporated on November 30, 2006, in the State of Delaware) (the "Ariston Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Ariston Merger Sub would merge with and into Ariston and Ariston would become a wholly-owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

         The closing of the Ariston Merger was subject to the fulfillment by Ariston of specified conditions prior to January 31, 2007. On January 31, 2007, the conditions to closing the Ariston Merger were not satisfied by Ariston and the Ariston Merger Agreement was terminated thereafter with no further effect. Subsequently, on February 9, 2007, the name of the Ariston Acquisition Corp. was changed to "R&R Sub III, Inc."


PR PHARMACEUTICALS MERGER

         On June 19, 2007, we entered into an Agreement and Plan of Merger (the "PRP Merger Agreement") with PRP Merger Sub, Inc. (a wholly-owned subsidiary of ours incorporated in the

State of Delaware) (the "PRP Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation ("PRP"), pursuant to which the PRP Merger Sub, upon the consummation of the Merger (as hereinafter defined), will merge with and into PRP and PRP will become our wholly owned subsidiary (the "PRP Merger"). The closing of the PRP Merger was subject to the fulfillment of specified conditions.

         Subsequently, PRP Merger Agreement was terminated with no further effect as of October 31, 2007.

         As a result of the termination of the PRP Merger Agreement, our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.


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


RISK FACTORS

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

         Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our sole officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholders are, and may in the future, be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC ("Rodman & Renshaw"), a registered broker-dealer and affiliate of our majority stockholder, may act as our investment banker, placement agent or financial advisor to the Company in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, chief financial officer and secretary of the Company. The Company occupies its principal offices on a month to month basis for no rent. The Company does not own or intend to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


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

(b) HOLDERS. As of March 27, 2008 there were three record holders of 2,500,000 shares of the Company's common stock.

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

         The Company's plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its stockholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, the Company can provide no assurance that it will be able to do so or that if additional amounts are needed that it will be able to obtain such amounts from its stock stockholders, management or other investors when needed.

EQUIPMENT AND EMPLOYEES

         As of December 31, 2007, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

ARISTON MERGER

         On December 12, 2006, we entered into an Agreement and Plan of Merger (the "Ariston Merger Agreement") with Ariston Acquisition Corp. (our wholly-owned subsidiary incorporated on November 30, 2006, in the State of Delaware) (the "Ariston Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Ariston Merger Sub would merge with and into Ariston and Ariston would become a wholly-owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

         The closing of the Ariston Merger was subject to the fulfillment by Ariston of specified conditions prior to January 31, 2007. On January 31, 2007, the conditions to closing the Ariston Merger were not satisfied by Ariston and the Ariston Merger Agreement was terminated thereafter with no further effect. Subsequently, on February 9, 2007, the name of the Ariston Acquisition Corp. was changed to "R&R Sub III, Inc."


PR PHARMACEUTICALS MERGER

         On June 19, 2007, we entered into an Agreement and Plan of Merger (the "PRP Merger Agreement") with PRP Merger Sub, Inc. (a wholly-owned subsidiary of ours incorporated in the State of Delaware) (the "PRP Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation ("PRP"), pursuant to which the PRP Merger Sub, upon the consummation of the

Merger (as hereinafter defined), will merge with and into PRP and PRP will become our wholly owned subsidiary (the "PRP Merger"). The closing of the PRP Merger was subject to the fulfillment of specified conditions.

         Subsequently, PRP Merger Agreement was terminated with no further effect as of October 31, 2007.

RESULTS OF OPERATIONS

         The Company had operating expenses of $32,315 and $29,550 for the years ended December 31, 2007 and 2006, respectively. These expenses consist primarily of the legal, accounting, general administrative and filing related expenses incurred to prepare and file with the SEC the reports required of the Company by the Exchange Act and are of a continuing and recurring nature.

LIQUIDITY AND CAPITAL RESOURCES

         We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. During the year ended December 31, 2007, $25,000 of cash was contributed to the Company from an affiliated company that is also a stockholder of the Company. On December 31, 2007 the Company had $17,152 of cash on hand. However, the Company also had Total Current Liabilities of $60,006 of which $19,622 were accrued expenses. The remainder of the Company's current liabilities is comprised of a related party loan in the amount of $40,384. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.

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

ITEM 7.  FINANCIAL STATEMENTS.


                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS






                                                                                                               PAGE
                                                                                                               ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                          12


FINANCIAL STATEMENTS

  Consolidated Balance Sheet as of December 31, 2007                                                             13

  Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006 and for the cumulative period from February 14, 2005
     (Date of Inception) to December 31, 2007                                                                    14

  Consolidated Statements of Changes in Stockholders' Deficiency for the period from
     February 14, 2005 (Date of Inception) to December 31, 2007                                                  15

  Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006 and for the cumulative period from February 14, 2005
     (Date of Inception) to December 31, 2007                                                                    16


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 17 to 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
R&R Acquisition III, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of R&R Acquisition III, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&R Acquisition III, Inc. and Subsidiaries (a development stage company) as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/ Marcum & Kliegman LLP

New York, New York
March 27, 2008

                           R&R ACQUISITION III, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                       December 31, 2007


                                             ASSETS

Current Assets
     Cash (TOTAL ASSETS)                                                                       $ 17,152
                                                                                               ========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accrued expenses                                                                          $ 19,622
     Loan payable - related party                                                                40,384
                                                                                               --------
        TOTAL CURRENT LIABILITIES
                                                                                               $ 60,006
                                                                                               --------



STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.0001 par value; 10,000,000
        shares authorized, none issued and outstanding                                               $-
     Common stock, $.0001 par value; 75,000,000
        shares authorized, 2,500,000 issued and outstanding                                         250
     Additional paid-in capital                                                                  49,800
     Deficit accumulated during the development stage                                           (92,904)
                                                                                               --------
        TOTAL STOCKHOLDERS' DEFICIENCY                                                          (42,854)
                                                                                               --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 $ 17,152
                                                                                               ========


        The accompanying notes are an integral part of these consolidated financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              For the cumulative period from
                                                        For the Years Ended December 31,             February 14, 2005
                                                                                                    (Date of Inception)
                                                     2007                   2006                   to December 31, 2007
                                            -------------------    ---------------------    ------------------------------
Expenses
     Professional fees                          $    29,556            $    26,000                    $    74,056
     Formation and other costs                        2,759                  3,550                         18,848
                                                -----------            -----------                    -----------
        Net Loss                                $   (32,315)           $   (29,550)                   $   (92,904)
                                                ===========            ===========                    ===========

Weighted average number of common shares
outstanding - basic and diluted                   2,500,000              2,500,000
                                                ===========            ===========
     Net loss per common share - basic
     and diluted                                $     (0.01)           $     (0.01)
                                                ===========            ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 For the Period from February 14, 2005 (Date of Inception) to December 31, 2007


                                 Preferred Stock-        Common Stock-
                                     Par value             Par value                       Deficit
                                     of $.0001             of $.0001                     Accumulated
                                     per share             per share         Additional   During the      Common         Total
                                ------------------    --------------------     Paid-in    Development      Stock      Stockholders'
                                Shares      Amount      Shares      Amount     Capital       Stage       Subscribed    Deficiency
                                ------      ------    ----------    -------  ----------  ------------    ----------   ------------
Common shares issued               -        $  -      2,000,000     $   200    $      -   $        -     $         -    $      200
   (February 14, 2005 $0.0001
   per share)

Contributed capital,
   February 14, 2005               -           -              -           -      24,800             -              -        24,800

Issuance of common stock for
subscription (October 31, 2005
$0.0001 per share)                 -           -        500,000          50           -             -            (50)            -

Net loss                                       -            -             -           -       (31,039)             -       (31,039)
                                 -------------------------------------------------------------------------------------------------

Balance at December 31, 2005       -           -      2,500,000         250      24,800       (31,039)           (50)       (6,039)

Proceeds received from
subscriber of common stock                     -              -           -           -             -             50            50

Net loss                           -           -              -           -           -       (29,550)             -       (29,550)
                                 -------------------------------------------------------------------------------------------------

Balance at December 31, 2006       -           -      2,500,000         250      24,800       (60,589)             -       (35,539)

Contributed capital,
March 30, 2007
and November 27, 2007              -           -              -           -      25,000             -              -        25,000

Net loss                           -           -              -           -           -       (32,315)             -       (32,315)
                                 -------------------------------------------------------------------------------------------------
Balance at December 31, 2007       -        $  -      2,500,000     $   250    $ 49,800    $  (92,904)       $     -    $  (42,854)
                                 =================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     For the cumulative period from
                                                              For the Years Ended December 31,             February 14, 2005
                                                                                                           (Date of Inception)
                                                                 2007                 2006                to December 31, 2007
                                                            ---------------      --------------      ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(32,315)          $(29,550)                  $(92,904)
Changes in operating assets and liabilities
                    Increase (Decrease) in accrued expenses         7,123             (3,000)                    19,622
                                                                 --------           --------                   --------
NET CASH USED IN OPERATING ACTIVITIES                             (25,192)           (32,550)                   (73,282)
                                                                 --------           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES
                    Proceeds received from subscriber of
                    common stock                                        -                 50                        250
                    Contributed capital                            25,000                  -                     49,800
                    Proceeds from related party loan                    -             24,883                     40,384
                                                                 --------           --------                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          25,000             24,933                     90,434
                                                                 --------           --------                   --------

NET (DECREASE) INCREASE IN CASH                                      (192)            (7,617)                    17,152

CASH AT BEGINNING OF PERIOD                                        17,344             24,961                          -
                                                                 --------           --------                   --------
CASH AT END OF PERIOD                                            $ 17,152           $ 17,344                   $ 17,152
                                                                 ========           ========                   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
                    Interest paid                                $      -           $      -                   $      -
                                                                 ========           ========                   ========
                    Income taxes                                 $      -           $      -                   $      -
                                                                 ========           ========                   ========
NON-CASH FINANCING ACTIVITIES
    Common stock subscribed                                      $      -           $      -                   $     50
                                                                 --------           --------                   --------


        The accompanying notes are an integral part of these consolidated financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

The consolidated financial statements include the accounts of R&R Acquisition III, Inc. ("R&R Acquisition) and its wholly-owned subsidiaries R&R Sub III, Inc. ("R&R Sub") (formerly Ariston Acquisition Corp.) and PRB Merger Sub, Inc. ("PRP Merger Sub") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. R&R Acquisition was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of December 31, 2007, the Company had not commenced any active operations.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company's funds in its business.

The Company's plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its stockholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, the Company can provide no assurance that it will be able to do so or that if additional amounts are needed that it will be able to obtain such amounts from its stock stockholders, management or other investors when needed

ARISTON MERGER

On December 12, 2006, R&R Acquisition entered into an Agreement and Plan of Merger (the "Ariston Merger Agreement") with Ariston Acquisition Corp. (a wholly-owned subsidiary incorporated on November 30, 2006, in the State of Delaware) (the "Ariston Merger Sub"), and Ariston Pharmaceuticals, Inc., a Delaware corporation ("Ariston") pursuant to which the Ariston Merger Sub would merge with and into Ariston and Ariston would become a wholly-owned subsidiary and continue implementing its business plan and operations following the closing (the "Ariston Merger").

The closing of the Ariston Merger was subject to the fulfillment by Ariston of specified conditions prior to January 31, 2007. On January 31, 2007, the conditions to closing the Ariston Merger were not satisfied by Ariston and the Ariston Merger Agreement was terminated with no further effect thereafter. Subsequently, on February 9, 2007, the name of the Ariston Merger Sub was changed to "R&R Sub III, Inc."


PR PHARMACEUTICALS MERGER

On June 19, 2007, R&R Acquisition entered into an Agreement and Plan of Merger (the "PRP Merger Agreement") with PRP Merger Sub, Inc. (a wholly-owned subsidiary incorporated in the State of Delaware) (the "PRP Merger Sub"), and PR Pharmaceuticals, Inc., a Delaware corporation ("PRP"), pursuant to which the PRP Merger Sub, upon the consummation of the Merger (as hereinafter defined), will merge with and into PRP and PRP will become a wholly owned subsidiary (the "PRP Merger"). The closing of the PRP Merger was subject to the fulfillment of specified conditions.

Subsequently, PRP Merger Agreement was terminated as of October 31, 2007 with no further effect..

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

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

DEVELOPMENT STAGE COMPANY

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage
Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2007.

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

At December 31, 2007, the Company has a net operating loss carry forward of approximately $82,000 which will expire as follows:


                             Net Operating Loss

                     EXPIRES                     AMOUNT
                     -------                     ------
                      2025                       19,000
                      2026                       30,000
                      2027                       33,000
                                                -------
                                                $82,000
                                                -------


Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $32,000 has been offset by a full valuation allowance. The effective tax rate of 41% before giving effect to the valuation allowance differs from the statutory rate of 34% principally due to state income taxes. The valuation allowance increased approximately $8,000 during the year ended December 31, 2007.

LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The Company did not have common stock equivalents outstanding during the years ended December 31 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to December 31, 2007.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,384 to an affiliate. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.


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

An accredited related party investor contributed $15,000 and $10,000 to the Company on March 30, 2007 and November 27, 2007, respectively..

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


NOTE 6 - NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

OFFICE SPACE
The Company utilizes the office space and equipment of its officer and director at no cost on a month to month basis. Management estimates such amounts to be immaterial.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

       (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within R&R Acquisition III, Inc.

       (B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

       (C)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Effective as of October 31, 2007, the PRP Merger Agreement was terminated and thereinafter having no further force or effect.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning our officers and sole director as of March 27, 2008:

NAME                    AGE   TITLE
----                   -----  ------
Arnold P. Kling         49    President and sole director
Kirk M. Warshaw         49    Chief financial officer and secretary

         ARNOLD P. KLING. Mr. Kling has served as a director and our president since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), and 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

         KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer and director of 24Holdings, Inc. (OTCBB:TWFH), the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), the chief financial officer of Newtown Lane Marketing, Incorporated (OTCBB:NWLM), and a Director of 24Holdings, Inc. (OTCBB:TWFH), and a director of two privately owned entities.

         Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

COMPENSATION AND AUDIT COMMITTEES

         As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2007 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

         We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

         Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the year ended December 31, 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following tables set forth certain information as of March 27, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

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
(2 individuals)

----------------------------------------
     (1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days from March 27, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.
     (2) Mr. Kling is the president and sole director of the Company.
     (3) Mr. Warshaw is the secretary and chief financial officer of the Company.

         We currently do not maintain any equity compensation plans.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

Our sole director is Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, $25,000 of cash was contributed to us by the parent company of R&R Investments III, LLC.

ITEM 13. EXHIBITS.

Exhibit           Description
-------           -----------
    *3.1          Certificate of Incorporation
    *3.2          Amendment to Certificate of Incorporation
    *3.3          By-laws
    31.1          Certification of the Company's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2007
    31.2          Certification of the Company's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2007
    32.1          Certification of the Company's principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002.
    32.2          Certification of the Company's principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002.
----------------------
* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by this reference.




ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the years ended December 31, 2007 and December 31, 2006, our audit and financial statement review fees from Marcum & Kliegman LLP, our independent accountants, were as follows:

2007 FEES                                                              AMOUNT
---------                                                              ------

Audit Fees                                                            $18,000
Audit-Related Fees                                                          -
Tax Fees                                                                    -
All Other Fees                                                              -

2006 FEES
---------

Audit Fees                                                            $14,000
Audit-Related Fees                                                          -
Tax Fees                                                                    -
All Other Fees                                                              -

PRE-APPROVAL POLICY

         We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      R&R ACQUISITION III, INC.


Dated: March 27, 2008                                By:  /S/ ARNOLD P. KLING
                                                          -------------------
                                                     Arnold P. Kling
                                                     President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March  27, 2008


                                    By: /S/ ARNOLD P. KLING
                                    -----------------------
                                    Arnold P. Kling, President and Sole Director
                                    (Principal Executive Officer)



Date: March 27, 2008


                                    By: /S/ KIRK M. WARSHAW
                                    -----------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)