Form 10-Q
period 2008-06-30
R&R ACQUISITION III, INC
filed 2008-08-04
CIK 1348157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer's common stock, par value $.0001 per share, outstanding as of August 4, 2008.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          Quarterly Report on Form 10-Q
                       For the Period Ended June 30, 2008

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                      ----
ITEM 1. Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited)
       and December 31, 2007                                                           2

       Condensed Consolidated Statements of Operations (Unaudited) for the Three
       and Six Months  Ended June 30,  2008 and June 30, 2007 and for the period
       from February 14, 2005 (Date of Inception) to June 30, 2008                     3

       Condensed  Consolidated  Statements of Cash Flows (Unaudited) for the Six
       Months Ended June 30, 2008 and June 30, 2007 and for the period from
       February 14, 2005 (Date of Inception) to June 30, 2008                          4

       Notes To Condensed Consolidated Financial Statements                            5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                               7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     9

ITEM 4T. CONTROLS AND PROCEDURES                                                       9

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                                      9

SIGNATURES                                                                            10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                           R&R ACQUISITION III, INC AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS

                                                      JUNE 30, 2008 DECEMBER 31,
                      ASSETS                           (UNAUDITED)      2007
                      ------                          ------------- ------------

Cash (TOTAL ASSETS)                                    $   8,211    $  17,152
                                                       =========    =========
           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
   Accrued expenses                                    $  22,708    $  19,622
   Loan payable - related party                           40,384       40,384
                                                       ---------    ---------
TOTAL CURRENT LIABILITIES                                 63,092       60,006
                                                       ---------    ---------


STOCKHOLDERS' DEFICIENCY
Preferred stock; $.0001 par value; 10,000,000
   shares authorized, none issued and outstanding              -            -
Common stock, $.0001 par value; 75,000,000
   shares authorized, 2,500,000 issued and outstanding       250          250
Additional Paid-in Capital                                49,800       49,800
Deficit accumulated during the developmental stage      (104,931)     (92,904)
                                                       ---------    ---------
   TOTAL STOCKHOLDERS' DEFICIENCY                        (54,881)     (42,854)
                                                       ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $   8,211    $  17,152
                                                       =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the                      For the           For the period from
                                                Three Months Ended            Six Months Ended       February 14, 2005
                                                      June 30,                    June 30,          (Date of Inception)
                                                2008           2007          2008           2007     to June 30, 2008
                                           --------------------------    --------------------------  ------------------
Expenses
     Professional fees                     $     5,000    $     5,500    $    10,000    $    10,500    $    84,056
     Formation and other costs                     772            637          2,027          1,059         20,875
                                           --------------------------    --------------------------    -----------
        Net Loss                           $    (5,772)   $    (6,137)   $   (12,027)   $   (11,559)   $  (104,931)
                                           ==========================    ==========================    ===========

Weighted average number of common shares
outstanding - basic and diluted              2,500,000      2,500,000      2,500,000      2,500,000
                                           ==========================    ==========================
Net loss per share:
     basic and diluted                     $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                           ==========================    ==========================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the        For the period from
                                                                  Six Months Ended   February 14, 2005
                                                                      June 30,       (Date of Inception)
                                                                 2008        2007     to June 30, 2008
                                                             ---------    ---------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (12,027)   $ (11,559)   $(104,931)
Changes in operating assets and liabilities
         Increase (decrease) in accrued expenses                 3,086          (77)      22,708
                                                             ---------    ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES
                                                                (8,941)     (11,636)     (82,223)
                                                             ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                          -            -          250
         Contributed capital                                         -       15,000       49,800
         Proceeds from related party loan                            -            -       40,384
                                                             ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            -       15,000       90,434
                                                             ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                 (8,941)       3,364        8,211

CASH  AT BEGINNING OF PERIOD                                    17,152       17,344            -
                                                             ---------    ---------    ---------
CASH AT END OF PERIOD                                        $   8,211    $  20,708    $   8,211
                                                             =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS  INFORMATION

         Interest paid                                       $       -    $       -    $       -
                                                             =========    =========    =========
         Income taxes                                        $       -    $       -    $       -
                                                             =========    =========    =========

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

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION III, INC. AND SUBSIDIARIES (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of June 30, 2008, the Company had not yet commenced any operations.

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2008. The results of operations for the three and six months ended June 30, 2008 and 2007, and for the period February 14, 2005 (Date of Inception) to June 30, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,384 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the year ended December 31, 2007, the affiliated company contributed $25,000 to the Company for no additional consideration.

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

PLAN OF OPERATION

Since our inception on February 14, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

CONTINUING OPERATING EXPENSES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended June 30, 2008 and 2007 were $5,772 and $6,137, respectively. Total expenses for the six months ended June
30, 2008 and 2007 were $12,027 and $11,559, respectively. These expenses primarily constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At June 30, 2008, we had cash of $8,211 and a negative working capital position of $54,881.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.


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

                                   R&R ACQUISITION III, INC.

Dated: August 4, 2008              /s/ Arnold P. Kling
                                   --------------------------------------------
                                   Arnold P. Kling, President
                                   (Principal Executive Officer)

Dated: August 4, 2008              /s/ Kirk M. Warshaw
                                   --------------------------------------------
                                   Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)