Form 10-Q
period 2008-09-30
R&R ACQUISITION III, INC
filed 2008-11-07
CIK 1348157

UNITED STATES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer's common stock, par value $.0001 per share, outstanding as of November 6, 2008.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          Quarterly Report on Form 10-Q
                     For the Period Ended September 30, 2008

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1. Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2008
           (Unaudited) and at December 31, 2007                                2

       Unaudited Condensed Consolidated Statements of Operations
       for the Three and Nine Months Ended September 30, 2008 and
       September 30, 2007 and for the period from February 14, 2005
       (Date of Inception) to September 30, 2008                               3

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the Three and Nine Months Ended September 30, 2008 and
       September 30, 2007 and for the period from February 14, 2005
       (Date of Inception) to September 30, 2008                               4

       Notes To Unaudited Condensed Consolidated Financial Statements          5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                       7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             9

ITEM 4T. CONTROLS AND PROCEDURES                                               9

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                             10

SIGNATURES                                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30, 2008           DECEMBER 31,
                                 ASSETS                                (UNAUDITED)                  2007
                                 ------
                                                                ----------------------    ---------------------
     Cash (TOTAL ASSETS)                                             $    10,381                $    17,152
                                                                ======================    =====================

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                ----------------------------------------

     Current Liabilities

        Accrued expenses                                                 $11,159                    $19,622

        Loan payable - related party                                      40,384                     40,384
                                                                ----------------------    ---------------------
     TOTAL CURRENT LIABILITIES                                            51,543                     60,006
                                                                ----------------------    ---------------------


     STOCKHOLDERS' DEFICIENCY
     Preferred stock; $.0001 par value; 10,000,000
        shares authorized, none issued and outstanding                         -                          -

     Common stock, $.0001 par value; 75,000,000
        shares authorized, 2,500,000 issued and outstanding                  250                        250

     Additional Paid-in Capital                                           69,800                     49,800

     Deficit accumulated during the developmental stage                 (111,212)                   (92,904)
                                                                ----------------------    ---------------------
        TOTAL STOCKHOLDERS' DEFICIENCY                                   (41,162)                   (42,854)
                                                                ----------------------    ---------------------


     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $    10,381                $    17,152
                                                                ======================    =====================


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the                      For the                For the period from
                                                   Three Months Ended            Nine Months Ended            February 14, 2005
                                                      September 30,                September 30,             (Date of Inception)
                                                    2008        2007           2008            2007         to September 30, 2008
                                                 ----------  ----------     -----------    ------------     ----------------------
Expenses


     Professional fees                           $    5,500  $    5,500     $    15,500    $     16,000      $              89,556

     Formation and other costs                          781         704           2,808           1,763                     21,656
                                                 ----------  ----------     -----------    ------------      ---------------------
        Net Loss                                 $   (6,281) $   (6,204)    $   (18,308)   $    (17,763)     $            (111,212)
                                                 ==========  ==========     ===========    ============      =====================

Weighted average number of common shares
outstanding - basic and diluted                   2,500,000   2,500,000       2,500,000       2,500,000
                                                 ==========  ==========     ===========    ============
Net loss per share:
     basic and diluted                           $    (0.00) $    (0.00)    $     (0.01)   $      (0.01)
                                                 ==========  ==========     ===========    ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    R&R ACQUISITION III, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    For the period from
                                                                             For the                 February 14, 2005
                                                                        Nine Months Ended           (Date of Inception)
                                                                           September 30,             to September 30,
                                                                      2008              2007                2008
                                                                   ---------          ---------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                           $ (18,308)         $ (17,763)              $(111,212)
Changes in operating assets and liabilities

                   (Decrease) increase  in accrued expenses           (8,463)             2,574                  11,159
                                                                   ---------          ---------               ---------
NET CASH USED IN OPERATING ACTIVITIES                                (26,771)           (15,189)               (100,053)
                                                                   ---------          ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES

                   Proceeds from sale of common stock                      -                  -                     250

                   Contributed capital                                20,000             15,000                  69,800

                   Proceeds from related party loan                        -                  -                  40,384
                                                                   ---------          ---------               ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             20,000             15,000                 110,434
                                                                   ---------          ---------               ---------


NET (DECREASE) INCREASE IN CASH                                       (6,771)              (189)                 10,381


CASH  AT BEGINNING OF PERIOD                                          17,152             17,344                       -
                                                                   ---------          ---------               ---------

CASH AT END OF PERIOD                                              $  10,381          $  17,155               $  10,381
                                                                   =========          =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION


                   Interest paid                                   $       -          $       -               $       -
                                                                   =========          =========               =========
                   Income taxes

                                                                   $       -          $       -               $       -
                                                                   =========          =========               =========




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION III, INC. AND SUBSIDIARIES (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of September 30, 2008, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a Company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued 'penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

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


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2008. The results of operations for the three and nine months ended September 30, 2008 and 2007, and for the period February 14, 2005 (Date of Inception) to September 30, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of R&R Acquisition III, Inc. and its wholly-owned subsidiaries R&R Sub III, Inc. (formerly Ariston Acquisition Corp.) and PRP Merger Sub, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

                   R&R ACQUISITION III, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEVELOPMENT STAGE COMPANY

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Enterprises." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 4 - LOAN PAYABLE - RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has a loan payable of $40,384 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the year ended December 31, 2007, the affiliated company contributed $25,000 to the Company for no additional consideration. During the three months ended September 30, 2008, the same affiliated company contributed additional capital of $20,000.

NOTE 5 - NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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


CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended September 30, 2008 and 2007 were $6,281 and $6,204, respectively. These expenses primarily constituted professional and filing fees.

CONTINUING OPERATING EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended September 30, 2008 and 2007 were $18,308 and $17,763, respectively. These expenses primarily constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2008, we had cash of $10,381 and a negative working capital position of $41,162.

During the three months ended September 30, 2008, an affiliated company contributed additional capital of $20,000 to us.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide any information in response to Item 305 of Regulation S-K.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

EXHIBIT           DESCRIPTION
    31.1          Certification of the Company's Principal Executive Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2          Certification of the Company's Principal Financial Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1          Certification of the Company's Principal Executive Officer
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
    32.2          Certification of the Company's Principal Financial Officer
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 R&R ACQUISITION III, INC.

Dated: November 6, 2008          /s/ Arnold P. Kling
                                 --------------------------------------------
                                 Arnold P. Kling, President
                                 (Principal Executive Officer)

Dated: November 6, 2008          /s/ Kirk M. Warshaw
                                 --------------------------------------------
                                 Kirk M. Warshaw, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)